Form 10KSB
period 2000-12-31
KLAMATH FALLS CORP
filed 2001-03-29
CIK 1100574

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 2000

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

As of March 15, 2001 the aggregate market value of voting stock held by non-affiliates of the registrant was $200 based on $0.001 per share.

     Class             Outstanding as of March 15, 2001
$.001 Par Value Common Stock          1,000,000 SHARES


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

The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities or "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also the ability of holders of the Company's securities to sell their securities in any market that might develop therefore.

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

The Company Has No Operating History, No Revenue, Minimal Assets
And Operates At A Loss.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of December 31, 2000, the Company had incurred expenses of not more than $5,000 since incorporation. Mr. Hodges has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

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

In addition, Mr. Hodges has participated or is currently participating in over 100 blank check companies, which may compete directly with the Company. Mr. Hodges has been or currently is involved with 130 shell companies, approximately 110 of which are or will be seeking business opportunities for mergers or acquisitions. Consequently, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company. Conflicts could also arise if the Company were to enter into any business combination with a company in which Mr. Hodges is involved. This type of business transaction is not an arm's-length transaction because of Mr. Hodges' potential involvement with both parties. While there is no policy prohibiting such a transaction, the Company currently does not intend to engage in a business combination of this type.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies, or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

 - not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;
 - not eligible for the transactional exemption from registration for nonissuer transactions by a registered broker-dealer;
 - not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;
 - not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;
 - required to be placed in escrow and the proceeds received held in escrow subject to various limitations; or
 - not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

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

None.


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

As of March 15, 2001, there were 29 stockholders of record.

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


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

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

For example, in analyzing prospective business opportunities, Mr.
Hodges will consider the following matters:

 - the available technical, financial and managerial resources; working capital and other financial requirements of the target;
 -  the target's history of operations, if any;
 -  the target's prospects for the future;
 - the present and expected competition in the target's industry;
 - the quality and experience of management services which may be available and the depth of that management within the target;
 - the potential for further research, development or exploration in the target's industry;
 - specific risk factors which may be anticipated to impact the proposed activities of the Company;
 -  the potential for growth or expansion and profit;
 - the perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and
 -  all other relevant factors.

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

Mr. Hodges is currently involved in promoting approximately 110 blank check companies, many of which have registered their shares with the SEC under the Securities and Exchange Act of 1934. All of these companies are in various stages of searching for merger or acquisition opportunities, and thus, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company and these other companies. Insofar as he is engaged in other business activities, Mr. Hodges anticipates he will devote only a nominal amount of time to the Company's affairs. In addition, Mr. Hodges may in the future become a shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such other entities.

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

Liquidity and Capital Resources.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder equity. The Company's balance sheet as of December 31, 2000 reflects a current asset value of $0, and a total asset value of $0.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

The Company had no sales or sales revenues for the period ended
December 31, 2000 or 1999 because it had not yet had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended
December 31, 2000 or 1999 because it had not yet had any business operations for the past three years. The Company had general and administrative expenses for the period ended
December 31, 2000 in the amount of $1,800, compared to general and administrative expenses of $200 for 1999.

The Company recorded net income loss of $1,800 for the year ended December 31, 2000 compared to $200 loss for the comparable period in 1999.

At December 31, 2000, the Company had total current assets of $0 as compared to $0 current assets at December 31, 1999. The
Company had a net working capital deficit of $0 at December 31, 2000, compared to a net working capital deficit of $0 at December 31, 1999.

Net stockholders' deficit in the Company was $0 as of December 31, 2000 and $0 at December 31, 1999.

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

Currently, there is only one executive officer, key employee and director of the Company:

        Name        Age          Position

Daniel L. Hodges    35    President/Secretary/Director

DANIEL L. HODGES. Daniel L. Hodges has been the sole Director, President, Chief Financial Officer and Secretary of the Company since shortly after its formation. Mr. Hodges has been president and director of Solomon Consulting Corp.which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. APRI, Inc. (which stands for Architectural PRoducts Incorporated) is a company in the business of manufacturing concrete precast products such as pillars, balustrade assemblies, wainscot, benches, etc. APRI ceased operations in 1999 and has sold the casting and molding assets for the sum of $150,000 to a third party named Cornerstone Precast, LLC. Mr. Hodges has no
affiliation with Cornerstone Precast, LLC.   APRI, Inc. had gross
revenues of $383,000 in 1998 and estimated gross revenues of $140,000 in 1999. APRI, Inc. leased premises in Tucson, Arizona of 8,000 square feet of industrial warehouse space for its operations. This lease terminated in 1999. APRI never had more than eight employees at any one time. Mr. Hodges is currently on the board of directors of two charitable organizations as well as a number of blank check companies. Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

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

Conflicts of Interest.

Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Mr. Hodges has organized, is an officer, director and has a controlling interest in more than 100 "blank check" companies whose business is the same as that of the Company. He may continue to do so notwithstanding the fact that more management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its sole director and officer, Mr. Hodges, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest. There can be no assurances that Mr. Hodges will resolve all conflicts of interest in favor of the Company, and failure by Mr. Hodges to conduct the Company's business in the Company's best interest may result in liability to Mr. Hodges. Mr. Hodges, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that that Company has been harmed by failure of Mr. Hodges to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

The Company has no arrangements, understanding or intentions to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Compliance with Section 16(a) of the Securities Exchange Act of
1934.

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Item 10.   EXECUTIVE COMPENSATION.

No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Mr. Hodges, does not receive any compensation for his duties. On July 22, 1996, the Company issued 800 shares (800,000 shares after giving effect to a forward stock-split) of common stock as compensation to Mr. Hodges in connection with services rendered and fees paid by him at the time of the formation of the Company. Mr. Hodges has not received any other compensation for his services rendered to the Company and is not accruing compensation. As of the date of this report, the Company has no funds available to pay officers and directors.

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


              Name and
Title of     address of        Amount of     Percent
  Class      Beneficial        Beneficial      of
               Owner           ownership      Class


Common    Daniel L. Hodges    800,000        80%
          President and        shares
           Director
          5505 N. Indian Trail
          Tucson, AZ 85749

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

______
*   Previously filed.


Financial Statements and Financial Statement Schedules.

(a) Independent Auditor's Report

(b) Balance Sheets
      December 31, 2000 and 1999

(c) Statements of Operations for the
      For the Years Ended December 31, 2000 and 1999

(d) Statement of Stockholders' Equity Since
      July 11, 1996 (Inception) to December 31, 2000

(e) Statements of Cash Flows for the
      For the Years Ended December 31, 2000 and 1999

(f) Notes to Financial Statements

Reports on Form 8-K.

During 2000 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klamath Falls Corp.
DATE: March 29, 2001
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2001 By:

/s/DANIEL L. HODGES
Daniel L. Hodges, President, Secretary and Sole Director
KLAMATH FALLS CORP.






PART F/S
FINANCIAL STATEMENTS


The consolidated financial statements of the Company required to be included in Part F/S are set forth below.


KLAMATH FALLS CORP.

(A Development Stage Company)




INDEPENDENT AUDITOR'S REPORT

DECEMBER 31, 2000 AND 1999





CONTENTS

                                            Page


Independent Auditor's Report. . . . . . . . F - 1

Balance Sheets
  December 31, 2000 and 1999. . . . . . . . F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999. . F - 3

Statement of Stockholders' Equity Since
  July 11, 1996 (inception) to December 31, 2000. F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999. . F - 5

Notes to Financial Statements . . . . . . . F - 6


ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Klamath Falls Corp.
(Formerly Centerfold International Features, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Klamath Falls Corp. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations and cash flows for the two years ended
December 31, 2000, and the statement of stockholders' equity from July 11, 1996 (inception) to December 31,
2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klamath Falls Corp. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

Respectfully submitted
Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
March 22, 2001
F-1


KLAMATH FALLS CORP.
(A Development Stage Company)
BALANCE SHEETS

                                          December 31
                                      2000           1999
Assets                               $   -          $   -

Liabilities
 Accounts Payable                    $   -          $   -

Shareholders' Equity
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at
  December 31, 2000 and 1999         1,000          1,000
 Paid-In Capital                     2,300            500
 Retained Deficit                   (1,300)        (1,300)
 Deficit Accumulated During the
  Development State                 (2,000)          (200)

  Total Stockholders' Equity             -              -

 Total Liabilities and
   Shareholders' Equity               $  -           $  -

The accompanying notes are an integral part of these financial statements.

F-2


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                             Cumulative
                                           Since October
                                             20, 1999
                      For the year ended    inception of
                          December 31        development
                       2000       1999         stage


Revenues              $   -      $   -        $   -

Expenses              1,800        200        2,000

  Net Loss          $(1,800)     $(200)     $(2,000)

Basic & Diluted loss per share
                      $   -      $   -

The accompanying notes are an integral part of these financial statements.

F-3


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EOUITY
SINCE JULY 11, 1996 (INCEPTION) TO DECEMBER 31, 2000
                                               Deficit
                                            Accumulated
                                          Since October
                                             20, 1999
                                           Inception of
           Common Stock   Paid-In  Retained Development
       Shares   Par Value   Capital  Deficit     Stage

Balance at July 11, 1996
(Inception)       -     $  -       $  -       $  -          $  -

July 22, 1996 Issuance of Stock for
Services and payment
 Of Accounts payable
          1,000,000    1,000          -          -             -
Net Loss          -        -          -     (1,000)            -

Balance at December 31, 1996
          1,000,0000    1,000          -     (1,000)           -
Net Loss          -        -          -       (100)            -

Balance at December 31, 1997
          1,000,000    1,000          -     (1,200)            -
Net Loss          -        -          -       (100)            -

Balance at December 31, 1998
          1,000,000    1,000          -     (1,300)            -

Capital Contributed by Shareholder  500          -             -
Net Loss          -        -          -          -          (200)

Balance at December 31, 1999
          1,000,000    1,000        500     (1,300)         (200)

Capital Contributed by Shareholder 1,800         -             -
Net Loss          -        -          -          -        (2,000)

Balance at December 31, 1999
          1,000,000   $1,000     $2,300    $(1,300)      $(2,000)

The accompanying notes are an integral part of these financial statements.
F-4


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                               Cumulative
                                             Since October
                                               20, 1999
                           For the year ended inception of
                                December 31   development
                              2000       1999      stage
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                   $(1,800)     $(200)    $(2,000)
Increase (Decrease) in
 Accounts Payable                -       (300)       (300)
Net Cash Used in
 Operating activities       (1,800)      (500)     (2,300)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities            -          -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder              1,800        500       2,300
Net Cash provided by
 Financing activities        1,800        500       2,300

Net (Decrease) Increase in
 Cash and Cash Equivalents       -          -           -
Cash and Cash Equivalents
 At Beginning of Period          -          -           -
Cash and Cash Equivalents
 At End of Period            $   -      $   -       $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                    $   -      $   -       $   -
 Franchise and income taxes  $   -      $ 400       $ 400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

The accompanying notes are an integral part of these financial statements.
F-5


KLAMATH FALLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

Nature of Business

     The company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

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

Loss per Share

     The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
          For the year ended December 31, 2000:
Basic Loss per Share
Loss to common shareholders
                    $(1,800)    1,000,000     $ -

          For the year ended December 31, 1999:
Basic Loss per Share
Loss to common shareholders
                    $  (200)    1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

	The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,300 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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