Form 10KSB
period 2001-12-31
KLAMATH FALLS CORP
filed 2002-02-04
CIK 1100574

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 2001

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

As of January 15, 2002 the aggregate market value of voting stock held by non-affiliates of the registrant was $200 based on $0.001 per share.

     Class             Outstanding as of January 15, 2002
$.001 Par Value Common Stock          1,000,000 SHARES


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

The primary activity of the Company has involved and will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company does not intend to limit potential acquisitions candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry.

The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the
sale.   Consequently, the rule may affect the ability of broker-
dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Regulation and Taxation

The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and to any target company.

Patents

The Company owns no patents and no Internet domain names.

Employees

The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

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

The Company has no operating history, no revenue, and operates at a loss.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of December 31, 2001, the Company had incurred expenses of not more than $5,000 since incorporation. Mr. Hodges has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

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

Item 2.   DESCRIPTION OF PROPERTY.

The Company has a working agreement with the Company president to share use of 600 square feet of office space, telephones and secretarial services supplied on a gratis basis. The Company has no property.

Item 3.   LEGAL PROCEEDINGS.

No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



PART II


Item 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
              COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Description Of Securities.

There has been no public trading market for the Company's common stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common
Stock, $.001 par value per share, of which 1,000,000 shares are issued and outstanding at December 31, 2001.

Holders of the Common Stock are entitled to one vote for each share owned for all matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Accordingly, each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. We have not paid cash dividends on our Common Stock. It is the policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings, liquidity, and other factors that it may deem relevant. The holders of Common Stock have no preemptive or conversion rights. The holders of Common Stock are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is issued. The Common Stock currently outstanding is validly issued, fully paid and no assessable.

There are no outstanding options or warrants of any kind for the Company's common stock.

The transfer agent, warrant agent and registrar for the Common
Stock is Holladay Stock Transfer, 2939 67th Place, Scottsdale, AZ
85251. As of January 30, 2002, there were 29 stockholders of record.

Recent Sales Of Unregistered Securities.

There have been no recent sales of the Company's securities. As noted above, in connection with organizing the Company, on July 22, 1996, persons consisting of its officer and director, and other individuals were issued a total of 1,000 unregistered shares of Common Stock at a value of $.001 per share. The Company relied upon Section 4(2) of the Securities Act. On October 20, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company may obtain funds in one or more private placements to finance the acquisition and/or operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. The sole officer and director of the Company likely has had no experience in any proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0, and a total asset value of $0.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from October 20, 1999 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and registration of its securities under the Securities Exchange Act of 1934. The Company received no revenues during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with continued reporting requirements as a result of registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company had no costs of sales revenues for the period ended December 31, 2001 or 2000 because it had not yet had any business operations for the past three years. The Company had general and administrative expenses for the period ended December 31, 2001 in the amount of $1,840, compared to general and administrative expenses of $1,800 for 2000.

The Company recorded net income loss of $1,840 for the year ended
December 31, 2001 compared to $1,800 loss for the comparable period in 2000.

At December 31, 2001, the Company had total current assets of $0 as compared to $0 current assets at December 31, 2000. The Company had a net working capital deficit of $435 at December 31, 2001, compared to a net working capital deficit of $0 at December 31, 2000. Net stockholders' deficit in the Company was $435 as of December 31, 2001 and $0 at December 31, 2000.

Need for Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the current fiscal year. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Daniel Hodges, 35, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Mr. Hodges has been president and director of Solomon Consulting Corp. that specializes in corporate and securities consulting since 1995. He has managed and directed companies that specialized in real estate development, corporate and securities consulting. He has owned and developed real estate projects in the Tucson, Arizona area since the 1980's. Mr. Hodges also serves on the board of directors of two charitable organizations as well as a number of blank check public companies.

Mr. Hodges graduated from Thomas Edison State College in 1989 with a Bachelor's Degree in Aviation Science and went on to be accepted into Air Force Undergraduate Pilot Training at Williams Air Force Base in Arizona. Since then he has held squadron duties as an F-16 pilot in Illinois, Montana and Arizona. He is currently a part-time F-16 Instructor Pilot in the Arizona Air National Guard located in Tucson, Arizona.

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that each has other business interests to which he devotes his primary attention. Mr. Hodges has organized, is an officer, director and has a controlling interest in more than 50 "blank check" companies whose business is similar to that of the Company. He may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its sole director and officer, Mr. Hodges, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests. There can be no assurance that Mr. Hodges will resolve all conflicts of interest in favor of the Company, and failure by Mr. Hodges to conduct the Company's business in the Company's best interest may result in liability to Mr. Hodges. Mr. Hodges, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of Mr. Hodges to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


              Name and
Title of     address of        Amount of     Percent
  Class      Beneficial        Beneficial      of
               Owner           ownership      Class


Common    Daniel L. Hodges    800,000        80%
          President and        shares
           Director
          11601 E. Lusitano Pl.
          Tucson, AZ 85748

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 22, 1996, the Company issued a total of 1,000 shares of its common stock, of which in consideration of Mr. Hodges contributing toward the organizational expenses of the Company and for services rendered, the Company issued Mr. Hodges 800 shares of its common stock. On October 20, 1999, the outstanding shares were forward split 1,000 to 1 and the par value was changed to $.001, resulting in a total of 1,000,000 shares outstanding, 800,000 of which are owned by Mr. Hodges.

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

______
*   Previously filed.


Financial Statements and Financial Statement Schedules.

(a) Independent Auditor's Report

(b) Balance Sheets
      December 31, 2001 and 2000

(c) Statements of Operations for the
      For the Years Ended December 31, 2001 and 2000

(d) Statement of Stockholders' Equity Since
      July 11, 1996 (Inception) to December 31, 2001

(e) Statements of Cash Flows for the
      For the Years Ended December 31, 2001 and 2000

(f) Notes to Financial Statements

Reports on Form 8-K.

During 2001 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Klamath Falls Corp.
DATE: February 4, 2002
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 4, 2002 By:

/s/DANIEL L. HODGES
Daniel L. Hodges, President, CFO, Secretary and Sole Director
KLAMATH FALLS CORP.






PART F/S
FINANCIAL STATEMENTS


The financial statements of the Company
required to be included in Part F/S are set forth below.


KLAMATH FALLS CORP.

(A Development Stage Company)




INDEPENDENT AUDITOR'S REPORT

DECEMBER 31, 2001 AND 2000





CONTENTS

                                            Page


Independent Auditor's Report. . . . . . . . F - 1

Balance Sheets
  December 31, 2001 and 2000. . . . . . . . F - 2

Statements of Operations for the
  Years Ended December 31, 2001 and 2000. . F - 3

Statement of Stockholders' Equity Since
  July 11, 1996 (inception) to December 31, 2001. F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000. . F - 5

Notes to Financial Statements . . . . . . . F - 6


ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Klamath Falls Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Klamath Falls Corp. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended
December 31, 2001, and the statement of stockholders' equity from July 11, 1996 (inception) to December 31,
2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klamath Falls Corp. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted
Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
January 10, 2002
F-1


KLAMATH FALLS CORP.
(A Development Stage Company)
BALANCE SHEETS

                                          December 31
                                      2001           2000
Assets                               $   -          $   -

Liabilities
 Accounts Payable                    $ 435          $   -

Shareholders' Equity
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at
  December 31, 2001 and 2000         1,000          1,000
 Paid-In Capital                     3,705          2,300
 Retained Deficit                   (1,300)        (1,300)
 Deficit Accumulated During the
  Development State                 (3,840)        (2,000)

  Total Stockholders' Equity          (435)             -

 Total Liabilities and
   Shareholders' Equity               $  -           $  -

The accompanying notes are an integral part of these financial statements.

F-2


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                             Cumulative
                                           Since October
                                             20, 1999
                      For the year ended    inception of
                          December 31        development
                       2001       2000         stage


Revenues              $   -      $   -        $   -

Expenses              1,840      1,800        3,840

  Net Loss          $(1,840)   $(1,800)     $(3,840)

Basic & Diluted loss per share
                      $   -      $   -

The accompanying notes are an integral part of these financial statements.

F-3


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EOUITY
SINCE JULY 11, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                               Deficit
                                            Accumulated
                                          Since October
                                             20, 1999
                                           Inception of
           Common Stock   Paid-In  Retained Development
       Shares   Par Value   Capital  Deficit     Stage

Balance at July 11, 1996
(Inception)       -     $  -       $  -       $  -          $  -

July 22, 1996 Issuance of Stock for
Services and payment
 Of Accounts payable
          1,000,000    1,000          -          -             -

Net Loss          -        -          -     (1,100)            -
Balance at December 31, 1996
          1,000,0000    1,000          -     (1,100)           -
Net Loss          -        -          -       (100)            -
Balance at December 31, 1997
          1,000,000    1,000          -     (1,200)            -

Net Loss          -        -          -       (100)            -
Balance at December 31, 1998
          1,000,000    1,000          -     (1,300)            -

Capital Contributed by Shareholder  500          -             -
Net Loss          -        -          -          -          (200)
Balance at December 31, 1999
          1,000,000    1,000        500     (1,300)         (200)

Capital Contributed by Shareholder 1,800         -             -
Net Loss          -        -          -          -        (1,800)
Balance at December 31, 2000
          1,000,000   $1,000     $2,300    $(1,300)      $(2,000)

Capital Contributed by Shareholder 1,405         -             -
Net Loss          -        -          -          -        (1,840)
Balance at December 31, 2001
          1,000,000   $1,000     $3,705    $(1,300)      $(3,840)

The accompanying notes are an integral part of these financial statements.
F-4


KLAMATH FALLS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                               Cumulative
                                             Since October
                                               20, 1999
                           For the year ended inception of
                                December 31   development
                              2001       2000      stage
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                   $(1,840)   $(1,800)    $(3,840)
Increase (Decrease) in
 Accounts Payable              435          -         135
Net Cash Used in
 Operating activities       (1,405)    (1,800)     (3,705)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities            -          -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder              1,405      1,800       3,705
Net Cash provided by
 Financing activities        1,405      1,800       3,705

Net (Decrease) Increase in
 Cash and Cash Equivalents       -          -           -
Cash and Cash Equivalents
 At Beginning of Period          -          -           -
Cash and Cash Equivalents
 At End of Period            $   -      $   -       $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                    $   -      $   -       $   -
 Franchise and income taxes  $   -      $ 400       $ 400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

The accompanying notes are an integral part of these financial statements.
F-5


KLAMATH FALLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

Nature of Business

     The company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

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

Loss per Share

     The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
          For the year ended December 31, 2001:
Basic Loss per Share
Loss to common shareholders
                    $(1,840)    1,000,000     $ -

          For the year ended December 31, 2000:
Basic Loss per Share
Loss to common shareholders
                    $(1,800)    1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

	The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,100 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.


NOTE 4 - COMMITMENTS

     As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.